Form 10-Q
period 1996-03-31
MOBILEMEDIA CORP
filed 1996-05-13
CIK 912091

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
                                    ---------

(Mark  One)
- - -----------

[X] Quarterly Report Pursuant  to Section 13 or 15(d) of the Securities Exchange
                 Act of 1934 For the Period Ended March 31, 1996


                                       Or

    [  ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934
            For the Transition Period From __________  to ___________


                         Commission file number 0-26320
                                                -------

                             MOBILEMEDIA CORPORATION
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        22-3253006
- - -------------------------                          --------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                    Identification Number)

     65 Challenger Road
     Ridgefield Park, NJ                                     07660
- - ------------------------------                         ----------------
(Address of principal executive offices)                    (Zip Code)


                                 (201) 440-8400
                                 --------------
              (Registrant's telephone number, including area code)

                                   Not Applicable
  -----------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X  No __


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Title                    Shares Outstanding as of April 30, 1996
               -----                    ---------------------------------------
Class A Common Stock, $.001 par value                  45,592,227
Class B Common Stock, $.001 par value                  2,362,900




                    Page 1 of  16 sequentially numbered pages

                             MOBILEMEDIA CORPORATION
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1996


                                TABLE OF CONTENTS
                                -----------------


                                                                 Page
                                                                -----

PART I - FINANCIAL INFORMATION

 Item 1.   Financial Statements

   Consolidated Balance Sheets
     as of March 31, 1996 and December 31, 1995.................... 3

   Consolidated Statements of Operations
     for the Three Months Ended March 31, 1996 and
     March 31, 1995................................................ 4

   Consolidated Statement of Changes in Stockholders' Equity
     for the Three Months Ended March 31, 1996 and
     March 31, 1995................................................ 5

   Consolidated Statements of Cash Flows
     for the Three Months Ended March 31, 1996 and March 31, 1995.. 6

   Notes to Consolidated Financial Statements...................... 7

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................10


PART II - OTHER INFORMATION

 Item 3.   Legal Proceedings.......................................15

 Item 4.   Submission of Matters to a Vote of Security Holders.....15

 Item 5.   Other Information.......................................15

 Item 6.   Exhibits and Reports on Form 8-K........................15

                                     PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
                                 MOBILEMEDIA CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS

                                      (dollar amounts in thousands)



                                                               March 31,    December 31,
                                                                 1996           1995
                                                             ------------   ------------
Assets                                                        (Unaudited)
Current assets
   Cash and cash equivalents  . . . . . . . . . . . . . . .  $    18,673   $    21,461

   Accounts receivable (less allowance for
      uncollectible accounts of $11,004 and
      $5,214 at March 31, 1996 and
      December 31, 1995, respectively)  . . . . . . . . . .        65,978        32,757
   Inventories  . . . . . . . . . . . . . . . . . . . . . .        23,103         9,623
   Prepaid expenses . . . . . . . . . . . . . . . . . . . .         3,770         1,665
   Other  . . . . . . . . . . . . . . . . . . . . . . . . .         1,190           345
                                                             ------------ -------------
Total current assets  . . . . . . . . . . . . . . . . . . .       112,714        65,851
Cash designated for the MobileComm Acquisition  . . . . . .                     402,341
Investment in net assets of equity affiliate  . . . . . . .         2,133         2,018
Property and equipment, net . . . . . . . . . . . . . . . .       344,657       194,543
Intangible assets, net  . . . . . . . . . . . . . . . . . .     1,298,230       398,075
Other assets  . . . . . . . . . . . . . . . . . . . . . . .        30,772        80,468
                                                             ------------ -------------
Total assets  . . . . . . . . . . . . . . . . . . . . . . .   $ 1,788,506  $  1,143,296
                                                             ============ =============

Liabilities and stockholders' equity

Current liabilities
   Accounts payable . . . . . . . . . . . . . . . . . . . .   $    69,520  $     41,798
   Accrued expenses . . . . . . . . . . . . . . . . . . . .        67,957        17,623
   Advance billings and customer deposits . . . . . . . . .        38,110        12,986
                                                              ----------- -------------
Total current liabilities . . . . . . . . . . . . . . . . .       175,587        72,407
Deferred tax liability  . . . . . . . . . . . . . . . . . .        93,210
Long-term debt  . . . . . . . . . . . . . . . . . . . . . .       970,461       476,156
Other . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,752         1,539
Assets and liabilities of discontinued operations, net  . .         9,090         9,090
Commitments and contingencies
Stockholders' equity
   Preferred stock (no par, authorized 5,000,000 shares, no
      shares issued and outstanding) ......................
   Class A common stock ($.001 par, authorized 105,000,000
      shares, 49,962,370 shares issued and outstanding at
      March 31, 1996 and 49,882,409 issued and
      outstanding at December 31, 1995) . . . . . . . . . .            50            50
   Class B common stock ($.001 par, authorized 14,000,000
      shares, 2,362,900 shares issued and outstanding at
      March 31, 1996 and December 31, 1995) . . . . . . . .             2             2
   Additional paid-in-capital . . . . . . . . . . . . . . .       689,045       688,256
   Accumulated deficit  . . . . . . . . . . . . . . . . . .      (147,568)      (98,081)
                                                             ------------  ------------
                                                                  541,529       590,227
   Less treasury stock (4,375,000 Class A shares at March 31,
      1996 and December 31, 1995) . . . . . . . . . . . . .        (6,123)       (6,123)
                                                             ------------  ------------
Total stockholders' equity  . . . . . . . . . . . . . . . .       535,406       584,104
                                                             ------------  ------------
Total liabilities and stockholders' equity  . . . . . . . .   $ 1,788,506  $  1,143,296
                                                             ============  ============

                                         See accompanying notes.



                                 MOBILEMEDIA CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                         (dollar amounts in thousands, except per share amounts)

                                               (UNAUDITED)

                                                                 Three months ended March 31,
                                                              ----------------------------------
                                                                    1996              1995
                                                              ---------------   ----------------
Revenues
  Services, rents and maintenance . . . . . . . . . .            $   145,104     $    46,200
  Equipment sales and activation fees . . . . . . . .                 17,543           7,384
                                                                -------------  --------------
Total revenues  . . . . . . . . . . . . . . . . . . .                162,647          53,584
Cost of products sold . . . . . . . . . . . . . . . .                (17,087)         (5,904)
                                                                -------------  --------------
                                                                     145,560          47,680
Operating expenses
  Services, rents and maintenance.  . . . . . . . . .                 32,305          12,266
  Selling   . . . . . . . . . . . . . . . . . . . . .                 26,278           9,399
  General and administrative  . . . . . . . . . . . .                 43,343          13,745
  Depreciation  . . . . . . . . . . . . . . . . . . .                 25,720          11,673
  Amortization  . . . . . . . . . . . . . . . . . . .                 52,576           4,335
                                                                -------------  --------------
Total operating expenses  . . . . . . . . . . . . . .                180,222          51,418
                                                                -------------  --------------
Operating (loss)  . . . . . . . . . . . . . . . . . .                (34,662)         (3,738)
Other income (expense)
 Income from equity affiliate . . . . . . . . . . . .                    115
 Interest expense, net  . . . . . . . . . . . . . . .                (20,988)         (4,819)
                                                                -------------  --------------
Total other income (expense)  . . . . . . . . . . . .                (20,873)         (4,819)
                                                                -------------  -------------

Loss from continuing operations
  before income tax benefit . . . . . . . . . . . . .                (55,535)         (8,557)
Income tax benefit  . . . . . . . . . . . . . . . . .                  6,048
                                                                -------------  --------------
Loss from continuing operations . . . . . . . . . . .                (49,487)         (8,557)
Loss from discontinued operations . . . . . . . . . .                  --              --
                                                                -------------  --------------
Net loss  . . . . . . . . . . . . . . . . . . . . . .            $   (49,487)    $    (8,557)
                                                                =============  ==============

Net loss per common share and
  common share equivalent
  Continuing operations . . . . . . . . . . . . . . .            $     (1.03)    $     (0.36)
  Discontinued operations . . . . . . . . . . . . . .                   0.00            0.00
                                                                -------------  --------------
Net loss per share  . . . . . . . . . . . . . . . . .            $     (1.03)    $     (0.36)
                                                                =============  ==============

Average common shares and common
  share equivalents outstanding . . . . . . . . . . .             47,916,973      23,542,162





                                         See accompanying notes.


                                                MOBILEMEDIA CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                     (dollar amounts in thousands)

                                                                                  Additional

                                                           Common Stock            Paid in       Accumulated    Treasury
                                                       --------------------
                                                       Class A       Class B       Capital         Deficit       Stock      Total
                                                       -------       -------      ----------     -----------    --------  ---------
Balance at September 14, 1993 (date of
 inception) ..................................         $    0       $     0      $      0      $        0      $     0    $       0
Issuance of 14,999,995 shares of class A
  common stock................................             15                     141,482                                   141,497
Issuance of 4,375,000 shares of class B
  common stock................................                             4         6,119                                    6,123
Net loss......................................                                                      (3,682)                  (3,682)
                                                       ------         ------      --------       ----------     -------   ---------
Balance at December 31, 1993                               15              4       147,601          (3,682)           0     143,938
Conversion of 4,375,000 shares of class B
  common stock to class A common stock........              4            (4)                                                      0
Exchange of 4,375,000 shares of class A
  common stock for Locate stock...............                                                                   (6,123)     (6,123)
Net loss......................................                                                     (50,707)                 (50,707)
                                                       ------        ------       --------       ----------     -------    ---------
Balance at December 31, 1994..................             19             0        147,601         (54,389)      (6,123)     87,108
Issuance of 185,225 shares of class A common
stock upon exercise of stock options........                                           272                                      272
Issuance of 137,095 shares of class A common
  stock pursuant to the MobileMedia call......                                       1,371                                    1,371
Issuance of 2,362,900 shares of class B
  common stock pursuant to the
  MobileMedia call...........................                            2          23,627                                   23,629
Issuance of 8,800,000 shares of class A
  common stock-net of fees and expenses
  of $10,915.................................               9                      151,876                                  151,885
Issuance of 5,858,661 shares of class A
  common stock pursuant to the Locate
  Merger.....................................               6                        8,600                                    8,606
Issuance of 15,525,000 shares of class A
  common stock-net of fees and expenses of
  $13,794....................................              16                      354,909                                  354,925
Net loss.....................................                                                      (43,692)                 (43,692)
                                                       ------        ------       --------        ---------     --------   ---------
Balance at December 31, 1995.................              50             2        688,256         (98,081)      (6,123)    584,104
Issuance of 79,961 shares of class A common
  stock upon exercise of stock options.......                                          789                                      789
Net loss (unaudited).........................                                                      (49,487)                 (49,487)
                                                       ------        ------       --------        ---------      --------  ---------
Balance at March 31, 1996 (unaudited)........          $   50         $   2       $689,045       $(147,568)      $(6,123)  $535,406
                                                       ======        ======       ========        =========      ========  =========






                                                        See accompanying notes.

                                 MOBILEMEDIA CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (dollar amounts in thousands)

                                               (UNAUDITED)

                                                                      Three Months ended March 31,
                                                                     -----------------------------
                                                                          1996             1995
                                                                     -------------   -------------
             Operating activities
               Net loss...........................................      $  (49,487)      $  (8,557)
               Adjustments to reconcile net loss to net cash
               provided by operating activities:
               Depreciation and amortization......................          78,296          16,008
               Accretion of note payable discount.................           4,055           3,660
               Provision for uncollectible accounts...............           6,260             876
               Deferred income tax benefit........................          (6,048)
               Undistributed earnings of affiliate................            (115)
             Change in operating assets and liabilities:
               Accounts receivable................................          (4,875)         (1,949)
              Inventories.........................................          (4,460)         (1,844)
               Prepaid expenses and other assets..................            (188)            (46)
               Accounts payable, accrued expenses and other
               liabilities........................................           2,951          (9,547)
                                                                     --------------  ---------------
             Net cash provided by operating activities............          26,389          (1,399)
                                                                     --------------  ---------------
             Investing activities:
               Construction and capital expenditures, including
               net changes in pager assets........................         (51,132)        (16,157)
               Investment in net assets of equity affiliate ......                          (1,571)
               Acquisition of businesses..........................        (866,460)
                                                                     --------------- ---------------
             Net cash used in investing activities................        (917,592)        (17,728)
                                                                     --------------- ---------------
             Financing activities:
               Proceeds from exercise of stock options............             789
               Payment of debt issue costs........................          (4,965)
               Borrowings from revolving credit facilities........         490,250          22,000
               Repayments on revolving credit facilities..........                          (6,000)
                                                                     --------------- ---------------
             Net cash provided by financing activities............         486,074          16,000
                                                                     --------------- ---------------
             Net decrease in cash, cash equivalents and cash
               designated for the MobileComm Acquisition..........        (405,129)         (3,127)
             Cash and cash equivalents at beginning of period.....         423,802           5,231
                                                                     --------------- ---------------
             Cash and cash equivalents at end of period...........        $ 18,673      $    2,104
                                                                     =============== ===============












                                         See accompanying notes.

                             MOBILEMEDIA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED MARCH 31, 1996
                    (dollars in thousands, except share data)
                                   (UNAUDITED)


1.  The Company

    MobileMedia Corporation (the "Company") is the second largest paging company in the U.S., with approximately 4.3 million units in service at March 31, 1996, and offers local, regional and national paging services to its subscribers. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company's business is conducted primarily through the Company's principal operating subsidiary, MobileMedia Communications, Inc. ("MobileMedia Communications") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

2.  Acquisitions

    On September 13, 1995, MobileMedia Communications entered into a purchase and license transfer agreement to acquire 100% of the stock of Mobile Communications Corporation of America ("MobileComm"), BellSouth Corporation's ("BellSouth") paging and wireless messaging unit, and an associated nationwide two-way narrowband 50/12.5 kHz PCS license, and BellSouth agreed to enter into a two-year non-compete agreement and a five-year reseller agreement with the Company (the "MobileComm Acquisition"). The aggregate cash consideration paid for the MobileComm Acquisition was $928,708. The Company closed this acquisition on January 4, 1996.

   The MobileComm Acquisition has been accounted for as a purchase transaction in accordance with Accounting Principles Board Opinion No. 16 and, accordingly, the financial statements for the periods subsequent to January 4, 1996 reflect the purchase price and transaction costs of $30,830, allocated to tangible and intangible assets acquired and liabilities assumed based on their preliminary estimated fair values as of January 4, 1996.



   The preliminary allocation of the MobileComm Acquisition purchase price is summarized as follows:

         Current assets..................................$  58,129
         Property and equipment..........................  124,947
         Intangible assets...............................  953,142
         Other assets....................................      143
         Liabilities assumed............................. (176,823)
                                                         ----------
                                                         $ 959,538
                                                         =========

  On August 31, 1995, MobileMedia Communications purchased the paging business (the "Paging Business") of Dial Page, Inc. ("Dial Page"), including the capital stock of two wholly-owned Dial Page subsidiaries, and assumed certain liabilities of the Paging Business (the "Dial Page Acquisition"). The purchase price for the Paging Business was $187,396, comprised of cash and the assumption by MobileMedia Communications of the aggregate principal amount of and accrued interest on certain indebtedness of Dial Page.

  The following unaudited pro forma financial data presents the unaudited results of operations of the Company for the three months ended March 31, 1995 as if the Dial Page Acquisition and MobileComm Acquisition had occurred on January 1, 1995:

                                                         Three Months
                                                             Ended
                                                        March 31, 1995
                                                        --------------
                                                        (Unaudited)
                      Net revenue....................     $  133,209
                      Net loss.......................     $  (50,574)
                      Net loss per share.............     $    (1.07)

   The pro forma results do not purport to present actual operating results that would have occurred had the purchase been made on January 1, 1995 or the results which may occur in the future.

3.   Unaudited Interim Financial Statements

     The interim consolidated financial information contained herein is unaudited but, in the opinion of management, includes all adjustments of a normal recurring nature and non-recurring adjustments of $691 to record executive separation expenses in the first quarter of 1995, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

4.   Reclassifications

     Certain 1995 financial statement items have been reclassified to conform to the 1996 presentation. These items include the reclassification of employee benefits from general and administrative expense into services, rents and maintenance and selling expense and the reclassification of customer service expenses from service, rents and maintenance expense into general and administrative expense.

5.   Supplemental Cash Flow Information

     Cash payments made for interest during the three months ended March 31, 1996 and 1995 were approximately $5,462 and $1,755, respectively. There were no income taxes paid for the three months ended March 31, 1996 and 1995.

6.   Income Taxes

     In connection with the accounting for the MobileComm Acquisition, the Company recorded deferred tax credits of $99,258 related to the excess of the financial reporting basis over the tax basis of the MobileComm net assets. The deferred tax credits recorded on the acquisition are net of the $37,456 of valuation allowances previously established by the Company.

   The Company has recognized a tax benefit in the current quarter based upon the projected loss for the year ended December 31, 1996 and the projected turnaround of the Company's temporary differences in the loss carry forward period.



   The Company's tax loss carryforward at March 31, 1996 is approximately
$92,000.

7.   Other Investments

   On March 21, 1995, MobileMedia Communications purchased a 33% interest in Abacus Communications Partners, L.P., a Delaware limited partnership, from Abacus Business Services, Inc. for $1,641. Abacus Communications Partners, L.P. is MobileMedia Communications' exclusive alphanumeric dispatch services provider. The investment has been accounted for under the equity method in accordance with Accounting Principles Board Opinion No. 18. Under the equity method, original investments are recorded at cost and adjusted by MobileMedia Communications' share of undistributed earnings or losses of the purchased company. MobileMedia Communications' share of income of affiliate for the three months ended March 31, 1996 was $115 and for the period of March 21, 1995 to March 31, 1995 was not material.

8.   New Credit Facility

   On December 4, 1995, in connection with the financing of the MobileComm Acquisition, MobileMedia Communications entered into a credit agreement (the "Credit Agreement") with Chemical Bank, The Chase Manhattan Bank (National Association) and certain other financial institutions (collectively, the "Banks") pursuant to which the Banks have provided secured term and revolving loan facilities of up to $750,000 to MobileMedia Communications (the "New Credit Facility").

   Loans under the New Credit Facility have been made available pursuant to three tranches of loan commitments. The New Credit Facility provides for term loans in the aggregate principal amounts of $412,500 (the "Tranche A Loans") and $137,500 (the "Tranche B Loans") and revolving loans in the aggregate principal amount of $200,000 (the "Revolving Credit Loans").

   The Tranche A Loans were drawn on January 4, 1996, the date of closing of the MobileComm Acquisition. The Tranche A Loans will be repaid in installments beginning March 31, 1998 and ending June 30, 2002. As of December 31, 1995, $68,750 of Tranche B Loans were outstanding. The remaining Tranche B funds were drawn on January 4, 1996 and were used to fund a portion of the consideration paid for the MobileComm Acquisition. Substantially all of the principal of the Tranche B Loans will be repaid in installments beginning September 30, 2002 and ending June 30, 2003.

   The Revolving Credit Loans are made available through June 30, 2002 to finance future working capital needs, capital expenditures and permitted acquisitions, and for general corporate purposes. In addition, a portion of the commitments under the Revolving Credit Loans were made available for the issuance of letters of credit. The amount available for borrowing under the revolving credit facility will be reduced quarterly beginning March 31, 1998 to zero at June 30, 2002.

9.   Subsequent Events

     In October 1994, the Board of Directors of Local Area Telecommunications, Inc. ("Locate"), a wholly-owned subsidiary of the Company, developed a plan to sell substantially all of the assets of Locate. Accordingly, Locate has been treated as a discontinued operation in the accompanying financial statements. In April 1996 Locate and the Company entered into an agreement to sell Locate's remaining business to a subsidiary of WinStar Communications, Inc. in exchange for $17.5 million in the form of a convertible note and the assumption of certain liabilities. The obligation of the parties to consummate the sale is subject to regulatory approval. The Company anticipates consummation of the sale in the second half of 1996. There can be no assurance, however, that the sale will be consummated or that, if consummated, it will be consummated on the terms described above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Statements contained in this Quarterly Report that are not based on historical fact are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The "Risk Factors" and cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward looking statements are detailed in the Company's 1995 10-K filing with the Securities and Exchange Commission.

Presentation of Financial Condition and Results of Operations

   The following is a discussion and analysis of the consolidated financial condition and results of operations of the Company and should be read in conjunction with the consolidated financial statements of the Company, including the related notes thereto, contained elsewhere herein. As a result of acquisitions, the Company's operating results for prior periods may not be indicative of future performance.

   The following definitions are relevant to a review and discussion for the Company's operating results.

- - -Services, rents and maintenance revenues ("paging revenue"): includes primarily monthly, quarterly, semi-annually and annually billed recurring revenue, not dependent on usage, charged to subscribers for paging and related services such as voice mail and pager repair and replacement.

- - -Net revenues: includes primarily paging revenues and sales of customer owned and maintained ("COAM") pagers less cost of pagers sold.


- - -Services, rents and maintenance expenses: includes costs related to the management, operation and maintenance of the Company's network systems.


- - -Selling expenses: includes salaries, commissions and administrative costs for the Company's sales force and related marketing and advertising expenses.


- - -General and administrative expenses: includes primarily customer service expense, executive management, accounting, office telephone, rents and maintenance and information services.

   As used herein, "EBITDA" represents earnings before other income (expense), taxes, depreciation and amortization. Other income (expense) consists primarily of interest expense. EBITDA is a financial measure commonly used in the Company's industry and should not be construed as an alternative to operating income (as determined in accordance with GAAP), as an alternative to cash flows from operating activities (as determined in accordance with GAAP) or as a measure of liquidity. EBITDA is, however, the primary financial measure by which the Company's covenants are calculated under the agreements governing the Company's indebtedness.

   As used herein, the term "Acquisitions" refers to both the MobileComm Acquisition and the Dial Page Acquisition.

Overview

 The Company builds and operates wireless messaging and communications systems, and generates revenues from the provision of paging and other wireless communications services. The Company's strategy is to strengthen its industry leadership position by continuing to provide superior paging and messaging services at prices generally below those of the competition.

 The Company's revenues are derived primarily from fixed periodic recurring fees, not dependent on usage, charged to the Company's subscribers for paging services. While a subscriber remains in the Company's service, future operating results benefit from this recurring revenue stream with minimal requirements for incremental selling expenses or other fixed costs. To reduce per unit costs, the Company's four strategic initiatives emphasize efficient network loading, high sales productivity and benefiting from centralized back office functions. The Company's four strategic initiatives are: (i) Spectrum and Systems, (ii) Sales Force and Services, (iii) Strategic Alliances and (iv) Scale Economies.

Results of Operations

    Results of Operations for the Quarter Ended March 31, 1996 Compared to Results of Operations for the Quarter Ended March 31, 1995.

    The following table presents certain items from the Company's Consolidated Statement of Operations and certain other information for the periods indicated.


                                                                  (UNAUDITED)
                                                              Quarter Ended March 31,
                                              ----------------------------------------------------
                                                   1996                           1995
                                              ---------------------          ---------------------
                                                 (in thousands, except percentage and unit data)
Consolidated Statement of Operations Data
Revenues
  Services, rents and maintenance..........      $145,104      99.7  %           $  46,200    96.9  %
  Equipment sales and activation fees......        17,543      12.1  %               7,384    15.5  %
                                                ---------  --------            ----------- --------
Total revenues.............................       162,647     111.7  %              53,584   112.4  %
Costs of products sold.....................       (17,087)    (11.7) %              (5,904)  (12.4) %
                                                ---------  --------            -----------  -------
Net revenues...............................       145,560     100.0  %              47,680   100.0  %
Operating expenses
  Services, rents and maintenance..........        32,305      22.2  %              12,266    25.7  %
  Selling..................................        26,278      18.1  %               9,399    19.7  %
  General and administrative...............        43,343      29.8  %              13,745    28.8  %
  Depreciation and amortization............        78,296      53.8  %              16,008    33.6  %
                                                 ----------  --------           ----------- --------
Total operating expenses...................       180,222     123.8  %              51,418   107.8  %
                                                ----------  --------            ----------- --------
Operating loss..............................      (34,662)    (23.8) %              (3,738)   (7.8) %
Total other expense.........................      (20,873)    (14.3) %              (4,819)  (10.1) %
                                                ----------  --------            ----------- --------
Loss from continuing operations before
  income tax benefit........................     $(55,535)    (38.2) %           $  (8,557)  (17.9) %
                                                ==========  ========            =========== ========

Other Data
EBITDA......................................    $ 43,634       30.0  %           $  12,270    25.7  %
Average revenue per unit ("ARPU")...........    $  11.53                         $   10.20
Average monthly operating expense per unit..    $   8.10                         $    7.82
Units in service (at end of period).........    4,258,876                        1,571,938



     Units in service increased by 2,686,938 to 4,258,876 as of March 31, 1996 when compared to March 31, 1995. The increase is attributable to 1,764,752 units acquired from the MobileComm Acquisition, 369,873 units acquired from the Dial Page Acquisition and 552,313 units acquired from internal growth through the Company's various distribution channels.

     Services, rents and maintenance revenues increased 214.1% to $145.1 million for the quarter ended March 31, 1996 due to continued growth in the number of units in service added through the Company's distribution channels and additional revenues associated with the Acquisitions. Additionally, ARPU increased to $11.53 for the quarter ended March 31, 1996 from $10.20 for the same quarter of 1995 largely due to the impact of the acquired subscribers from MobileComm and Dial Page. Both acquired subscriber bases were proportionally more weighted with direct and retail subscribers when compared to the Company's existing base. Accordingly, ARPU increased as direct and retail subscribers generally carry a higher ARPU.

     Equipment sales and activation fees increased 137.6% to $17.5 million for the quarter ended March 31, 1996. The increase in equipment sales is attributable to the Company's significant presence in retail distribution as a result of the MobileComm Acquisition. Equipment sales and activation fees, less cost of products sold, decreased 69.2% to $456 thousand for the quarter March 31, 1996. The decrease is attributable to a lowering of equipment selling prices to large retailers as a means of generating increased subscriber additions through the retail distribution channel.

     Net revenues increased 205.3% to $145.6 million for the quarter ended March 31, 1996 compared to $47.7 million for the quarter ended March 31, 1995 as a result of the above factors.

     Services, rents and maintenance expenses increased 163.4% to $32.3 million for the quarter ended March 31, 1996 compared to $12.3 million for the quarter ended March 31, 1995 primarily due to increased expense levels related to the Acquisitions. The balance of the increase resulted primarily from network access charges associated with the increase in nationwide paging units serviced by networks other than those owned by the Company. As a result of the MobileComm Acquisition, new nationwide customers added are being serviced by the nationwide paging network acquired in that Acquisition. This trend will continue, thereby lowering the Company's usage of third party networks and the associated network access charges.

     Selling expenses for the quarter ended March 31, 1996 increased 179.6% to $26.3 million from $9.4 million for the quarter ended March 31, 1995 primarily due to the increased expense levels related to the Acquisitions and increased expenses related to the growth in sales through the Company's reseller distribution channel. Reseller units in service increased by 782,049 to 1,193,649 as of March 31, 1996 when compared to March 31, 1995. Of the increase, the Company acquired 403,846 reseller units from Acquisitions and 378,203 from internal growth. Selling expenses as a percentage of net revenue decreased to 18.1% for the quarter ended March 31, 1996 from 19.7% for the quarter ended March 31, 1995.

     General and administrative expenses increased 215.3% to $43.3 million for the quarter ended March 31, 1996 compared to $13.7 million for the quarter ended March 31, 1995 and increased as a percentage of net revenues to 29.8% for the quarter ended March 31, 1996 from 28.8% for the quarter ended March 31, 1995 primarily due to the increased expense levels related to the Acquisitions. The balance of the increase resulted primarily from bad debt expense incurred to increase the Company's allowance for doubtful accounts, increased customer service expenses related to the assimilation of MobileComm's customer service functions which is planned to occur during the second and third quarter, and consulting fees related to the integration of the Acquisitions. In addition, the Company paid $0.7 million in separation expenses in the first quarter of 1995 due to the departure of the Chairman of the Board of the Company.

     Depreciation and amortization increased 389.1% to $78.3 million for the quarter ended March 31, 1996 compared to $16.0 million for the quarter ended March 31, 1995. The increase was primarily due to additional amortization expenses related to the Acquisitions and increased pager depreciation resulting from an increase in Company owned units being rented to subscribers. As a percentage of net revenues, depreciation and amortization expense increased to 53.8% for the quarter ended March 31, 1996 from 33.6% for the quarter ended March 31, 1995.

     Operating loss increased 827.3% to $34.7 million for the quarter ended March 31, 1996 from $3.7 million for the quarter ended March 31, 1995. The increase was primarily due to increased amortization expenses relating to the Acquisitions.

     Other income (expense), principally interest expense, increased 335.5% to $20.9 million for the quarter ended March 31, 1996 compared to $4.8 million for the quarter ended March 31, 1995. The increase was primarily due to additional debt incurred to finance the Acquisitions.

     Losses from continuing operations before income tax benefit, as a result of the above factors, increased 549.0% to $55.5 million for the quarter ended March 31, 1996 from $8.6 million for the quarter ended March 31, 1995.

     EBITDA increased 255.6% to $43.6 million for the quarter ended March 31, 1996 compared to $12.3 million for the quarter ended March 31, 1995. As a percentage of net revenues, EBITDA increased to 30.0% for the quarter ended March 31, 1996 from 25.7% for the quarter ended March 31, 1995. The increase in EBITDA was primarily due to continued growth in units in service and the increase in net revenues.

Liquidity and Capital Resources

     The Company's operations and strategy require the availability of substantial funds to finance the development and installation of wireless communications systems, to procure subscriber equipment and to service debt. Historically, these requirements have been funded by net cash from operating activities, additional borrowings and capital contributions.

     Capital expenditures and commitments. Capital expenditures were $51.1 million for the quarter ended March 31, 1996 compared to $16.2 million for the quarter ended March 31, 1995. Capital expenditures increased $34.9 million for the quarter ended March 31, 1996 over the corresponding period in 1995 principally as a result of the Acquisitions, increased pager purchases and the construction of a nationwide one-way wireless network. Increased pager purchases were largely attributable to increased growth in the subscriber base and purchases of pagers to be sold on the Company's new nationwide one-way wireless network beginning in the second quarter of 1996.

     The Company estimates its capital expenditures for the calendar years 1996 and 1997 to total approximately $370 million (including the PCS development costs described below). Capital expenditures will be primarily for the procurement of pagers to support subscriber growth, to upgrade and expand the Company's paging and wireless networks, to construct a two-way narrowband PCS wireless network at an estimated cost of between $75 to $100 million, to continue the upgrade of the Company's paging terminal infrastructure, to construct a new customer service facility and to consolidate the Company's management information and billing systems. There can be no assurance that cash flow from operations and available additional borrowings will be sufficient to fully meet the Company's capital requirements or that additional financing would be available to the Company on acceptable terms.

     As of March 31, 1996, the Company's debt service commitments consisted principally of periodic interest expense payments on the New Credit Facility and the 9 3/8% Senior Subordinated Notes due 2007. Cash interest payments on the 10 1/2% Senior Subordinated Deferred Coupon Notes (the "Deferred Coupon Notes") are deferred until December 1, 1998. Absent the occurrence of certain events requiring the Company to redeem the Deferred Coupon Notes or an acceleration of the maturity of such Notes, there are no principal payments due on the Deferred Coupon Notes until maturity in the year 2003.

     MobileComm Acquisition. On January 4, 1996, the Company completed its acquisition of MobileComm, BellSouth's paging and wireless messaging unit, and an associated nationwide two-way narrowband 50/12.5 kHz PCS license, and BellSouth agreed to enter into a two-year non-compete agreement and a five-year reseller agreement with the Company. The aggregate consideration paid for the MobileComm Acquisition (excluding fees and expenses and related financing costs) was approximately $928.7 million.

     Sources of Funds. The Company's net cash provided by operating activities was $26.4 million for the quarter ended March 31, 1996 compared to a use of cash by operating activities in the amount of $1.4 million for the quarter ended March 31, 1995. Inventories increased $4.5 million from December 31, 1995 to March 31, 1996 (excluding the MobileComm Acquisition). Accounts payable and accrued expenses increased $3.0 million from December 31, 1995 to March 31, 1996 (excluding the MobileComm Acquisition), reflecting significant increased investment in pagers to support growth in the subscriber base and expansion into the reseller distribution channel, in addition to expenditures for paging network equipment under the Company's capital investment program. Net accounts receivable decreased $1.4 million from December 31, 1995 to March 31, 1996 (excluding the MobileComm Acquisition) due to an increase in the allowance for doubtful accounts. Advance billings and customer deposits increased $0.6 million from December 31, 1995 to March 31, 1996 (excluding the MobileComm Acquisition) due to increases in customers billed on a quarterly basis.

     On December 4, 1995, in connection with the financing of the MobileComm Acquisition, MobileMedia Communications entered into the Credit Agreement. The Credit Agreement provides for loan facilities aggregating $750 million, consisting of $550 million of secured term and $200 million of revolving loan facilities. The secured term loans are available in the aggregate principal amounts of $412.5 million (the "Tranche A Loans") and $137.5 million (the "Tranche B Loans"). MobileMedia Communications borrowed the full amount of the Tranche A Loans on January 4, 1996 to fund a portion of the consideration for the MobileComm Acquisition. The Tranche A Loans must be repaid in installments during the period beginning March 1998 and ending June 2002. MobileMedia Communications borrowed the full amount of the Tranche B Loans in equal parts on each of December 4, 1995 and January 4, 1996 to repay its former credit facility and to fund a portion of the consideration of the MobileComm Acquisition, respectively. Substantially all of the Tranche B Loans must be repaid in installments during the period beginning September 2002 and ending June 2003.

     The $200 million revolving loan facility may be used to fund capital expenditures and for working capital and general corporate purposes. Revolving credit loans must be repaid in quarterly installments during the period beginning March 1998 and ending June 2002. At March 31, 1996, $9.0 million was outstanding under the revolving loan facility. MobileMedia Communications is required to make mandatory prepayments of outstanding borrowings under the Credit Agreement in an amount equal to 50% of its excess cash flow (as defined in the Credit Agreement) during each fiscal year beginning with the 1998 fiscal year.

     MobileMedia Communications' obligations under the Credit Agreement are secured by substantially all of the assets of MobileMedia Communications and all of its subsidiaries, including the capital stock of the subsidiaries, and the Company and the subsidiaries of MobileMedia Communications have guaranteed all of MobileMedia Communications' borrowings, including principal and interest. Performance of the Company's obligations as a guarantor is secured by a pledge of the capital stock of MobileMedia Communications.

Effect of Inflation and Seasonality

     Inflation and seasonality are not material factors affecting the Company's business. Paging systems equipment and transmission costs have remained stable while pager costs have declined over time (approximately 65% since 1985). This decrease in pager costs has been reflected in lower prices charged to the Company's subscribers. General operating expenses such as salaries, employee benefits and occupancy costs are, however, subject to normal inflationary pressures.

                          PART II  - OTHER INFORMATION


Item 3.   Legal Proceedings

     The Company is involved in various lawsuits and other matters arising in the normal course of business. Although the outcomes of these claims and suits are uncertain, the Company believes that these matters will not have a material adverse effect on its financial position or results of operations.

     On June 1, 1995, one of the Company's competitors, PageMart, Inc. ("PageMart"), filed suit against the Company in the United States District Court for the Northern District of Texas alleging that the Company was infringing a 1993 PageMart patent entitled Simulcast Satellite Paging System with Provision for Signal Interruption. On March 29, 1996, PageMart and the Company filed a Joint Motion For Entry Of Order Of Dismissal and Agreed Order Of Dismissal, whereby the parties advised the Court that all matters in dispute between them have been fully resolved. Accordingly, all claims in the action and all parties to the action have been dismissed by the Court with prejudice. This resolution has been reached without any agreement or payment by the Company. Litigation counsel to PageMart has advised litigation counsel to the Company that Motorola, Inc. has agreed to acquire PageMart's patents, including the patent in suit, pursuant to an agreement which also included, as one condition, dismissal with prejudice of PageMart's suit against the Company.


Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

         (a)  Exhibits. None.

         (b)  Reports on Form 8-K.


                 (1) MobileMedia Corporation Form 8-K/A Amendment No. 1 dated January 4, 1996 related to the MobileComm Acquisition.

                       7(a)   Financial Statements of Business Acquired.

                       7(b)   Pro Forma Financial Information.

                       7(c)   Exhibits.


                 (2) MobileMedia Corporation Form 8-K/A Amendment No. 2 dated January 4, 1996 related to the MobileComm Acquisition.

                       7(a)   Financial Statements of Business Acquired.

                       7(b)   Pro Forma Financial Information.

                                   SIGNATURES
                                   ----------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MobileMedia Corporation




                              By   /s/ Santo J. Pittsman
                                   -----------------------------
                                   Santo J. Pittsman
                                   Vice President and
                                   Chief Financial Officer




Date:  May 13, 1996